Form 10-Q
period 1996-09-30
EASTBAY INC
filed 1996-11-14
CIK 949008

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1996

                                      OR

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to _______

                     Commission file number:  0-26798
                                              -------

                                 EASTBAY, INC.
                                 -------------
            (Exact Name of Registrant as Specified in Its Charter)

          Wisconsin                                      39-1422174
          ---------                                      ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)



                  427 Third Street, Wausau, Wisconsin               54403
                  ------------------------------------------      --------
                   (Address of principal executive offices)       Zip Code

Registrant's telephone number, including area code:  715-845-5538
                                                     ------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X          No
                          ___            ___


On November 12, 1996, there were outstanding 6,071,028 shares of the Registrant's $.01 par value common stock.

                                 EASTBAY, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1996

                                     INDEX

                        PART I - FINANCIAL INFORMATION

                                                                            Page

Item 1   Condensed Balance Sheets as of September 30, 1996 (unaudited)         3
         and June 30, 1996 (derived from audited financial statements)

         Statements of Income for the Three Months Ended
         September 30, 1996 (unaudited) and September 30, 1995
         (unaudited)                                                           4

         Condensed Statements of Cash Flows for the Three Months Ended
         September 30, 1996 (unaudited) and September 30, 1995
         (unaudited)                                                           5

         Notes to Unaudited Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             7


                          PART II - OTHER INFORMATION

Item 5.  Other Information                                                     8

Item 6.  Exhibits and Reports on Form 8-K                                      8

         Signatures                                                            9

Item 1. Financial Statements.


                                 EASTBAY, INC.

                                BALANCE SHEETS
                                (In thousands)

                                                         Sept. 30, 1996*     June 30, 1996*
                                                         --------------      -------------
                      ASSETS
Current assets:
  Cash and cash equivalents.......................       $        4,087      $       7,509
  Accounts receivable - net.......................                1,372                875
  Refundable income taxes.........................                    -                 62
  Inventories.....................................               39,863             34,109
  Catalog costs...................................                3,051              1,716
  Other...........................................                1,404              1,420
                                                         --------------      -------------
    Total current assets..........................               49,777             45,691
  Property and equipment..........................                2,760              2,632
  Other assets....................................                  406                406
                                                         --------------      -------------
  Total Assets....................................       $       52,943      $      48,729
                                                         ==============      =============
       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................       $       10,049      $       8,415
  Accrued and other liabilities...................                1,872              2,461
  Accrued income taxes............................                1,069                  -
                                                         --------------      -------------
    Total current liabilities.....................               12,990             10,876
Shareholders' equity..............................               39,953             37,853
                                                         --------------      -------------
  Total Liabilities and Shareholders' Equity......       $       52,943      $      48,729
                                                         ==============      =============

* The balance sheet as of September 30, 1996 is unaudited. The June 30, 1996 balance sheet is derived from audited financial statements.


   The accompanying notes are an integral part of the financial statements.

                                 EASTBAY, INC.

                             STATEMENTS OF INCOME
               (In thousands, except shares and per share data)
                                  (unaudited)

                                                      Three Months Ended
                                                         September 30,
                                                         ------------
                                                      1996            1995
                                                      ----            ----
Net sales......................................... $   30,816     $   28,539
Cost of sales.....................................     15,105         15,762
                                                   ----------     ----------
  Gross profit....................................     15,711         12,777
Selling, general and administrative expenses......     12,328         10,132
                                                   ----------     ----------
  Income from operations..........................      3,383          2,645
Interest income...................................         90              -
Interest expense..................................         (3)          (316)
Other income (expense)............................          2              -
                                                   ----------     ----------
  Income before income taxes......................      3,472          2,329
Provision for income taxes or
 pro forma adjustment for income taxes............      1,372            920
                                                   ----------     ----------
  Pro forma net income............................ $    2,100     $    1,409
                                                   ==========     ==========
  Pro forma net income per share.................. $     0.35     $     0.31
                                                   ==========     ==========
  Pro forma weighted average shares outstanding...  6,070,778      4,537,444
                                                   ==========     ==========


Supplemental pro forma net income per share....... $     0.35     $     0.26
                                                   ==========     ==========
Supplemental pro forma weighted average shares
 outstanding......................................  6,070,778      6,070,778
                                                   ==========     ==========


   The accompanying notes are an integral part of the financial statements.

                                 EASTBAY, INC.
                           STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                         ------------------
                                                          1996       1995
                                                         -------    -------
Cash flows from operating activities:
  Pro forma net income.................................  $ 2,100    $ 1,409
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for depreciation and amortization........      277        225
    Pro forma adjustment for income taxes..............       --        920
    Changes in operating assets and liabilities:
      Accounts receivable..............................     (497)      (316)
      Inventories......................................   (5,754)       233
      Other assets.....................................   (1,319)      (506)
      Accounts payable.................................    1,634     (3,240)
      Accrued and other liabilities....................     (589)      (326)
      Accrued income taxes.............................    1,131         --
                                                         -------    -------
Net cash used in operating activities..................   (3,017)    (1,601)
                                                         -------    -------

Cash flows from investing activities:
  Purchase of property and equipment...................     (405)      (158)
  Repayment of shareholder advances....................       --        214
                                                         -------    -------
Net cash provided by (used in) investing activities....     (405)        56
                                                         -------    -------

Cash flows from financing activities:
  Net borrowings under demand line of credit...........       --      4,929
  Principal payments on long-term debt.................       --        (50)
  Dividends paid.......................................       --     (3,350)
                                                         -------    -------
Net cash provided by financing activities..............       --      1,529
                                                         -------    -------
Net decrease in cash...................................   (3,422)       (16)
Cash at beginning of period............................    7,509         17
                                                         -------    -------
Cash at end of period..................................  $ 4,087    $     1
                                                         =======    =======
Supplemental cash flow information:
  Interest paid........................................  $     3    $   355
  Income taxes paid....................................  $   241    $    --

   The accompanying notes are an integral part of the financial statements.

                                 EASTBAY, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   ACCOUNTING POLICIES

     The accompanying unaudited interim financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial reporting and the regulations of the Securities and Exchange Commission for quarterly reporting. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company the condensed financial statements include all adjustments, which are all normal and recurring in nature, and present fairly the financial position, results of operations and cash flows for the interim periods presented. Changing economic conditions and seasonality of the business may have a significant impact on the operating results. As a consequence, operating results for any interim period are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the financial statements and footnotes thereto for the year ended June 30, 1996 included in the Company's Annual Report.

2.   PRO FORMA INCOME TAX EXPENSE

     On October 3, 1995 the Company elected to terminate its S corporation status in connection with the initial public offering of common stock as discussed in Note 5. Prior to this date, the Company did not pay federal or state income tax on its taxable income. Instead, the shareholders reported on their personal income tax returns their proportionate share of the Company's taxable income and tax credits. Accordingly, the provision for income taxes for all periods prior to the date of termination of the company's S corporation status represents a pro forma adjustment to reflect income taxes as if the Company had been a C corporation rather than an S corporation, based upon an assumed combined federal and state tax rate of 39.5%.

3.   PRO FORMA NET INCOME PER SHARE

     Pro forma net income per share for periods presented has been computed by dividing pro forma net income by the number of shares outstanding, assuming that the 1,178-for-1 stock split and recapitalization in connection therewith were completed at the beginning of fiscal 1995. In addition, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 55, pro forma shares outstanding have been adjusted to include 766,666 of the shares issued by the Company in the offering at the initial public offering price of $15.00 per share, the proceeds of which were used to pay the $11,500,000 divided of undistributed previously taxed S corporation earnings and profits.

4.   SUPPLEMENTAL PRO FORMA NET INCOME PER SHARE

     Supplemental pro forma net income per share is based on pro forma net income adjusted for a pro forma elimination of interest expense, less the related income tax effect, associated with the portion of the offering proceeds used to retire indebtedness. The increase in pro forma net earnings due to this supplemental adjustment is $191,000 for the three months ended September 30, 1995. Supplemental pro forma net income per share is calculated by dividing supplemental pro forma net income by the number of shares outstanding after the offering (6,070,778).

5.   INITIAL PUBLIC OFFERING

     On October 4, 1995, the Company completed a public offering of 2,000,000 shares of common stock at $15.00 per share, and on the same date sold an additional 300,000 shares in connection with the underwriters' exercise of their over-allotment option. Net proceeds received by the Company, after deducting offering expenses and underwriting discounts, were approximately $31,529,000.

Item 2

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

                                    SUMMARY

The Company's pro forma net income for the first quarter of fiscal year 1997 was $2.1 million, up 49% from the $1.4 million achieved during the first quarter of fiscal year 1996. Pro forma earnings per share increased from $.31 per share in the first quarter of fiscal 1996 to $.35 per share in the first quarter of fiscal 1997. The first quarter fiscal 1997 earnings per share compared to fiscal 1996 is negatively impacted by the increase in shares outstanding from 4.54 million shares in fiscal 1996 to 6.07 million shares in fiscal 1997. Supplemental pro forma earnings per share increased from $.26 per share in the first quarter of fiscal 1996 to $.35 per share in the first quarter of fiscal 1997.

                             RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter increased 8% to $30.8 million compared to the same quarter last year. The increase is primarily attributable to increased catalog circulation and increased average order value due to a change in product mix. Retail and private label sales as a percent of total sales have not significantly changed from prior quarters.

Demand for premiere product, especially Nike/R/, continued to exceed current allocations. This resulted in a 40% increase in out of stock in the first quarter orders over last year. The Company continues to work with vendors on product allocations. The Company's allocation of Nike product to be received in the second quarter of fiscal 1997 is more than double the amount received in the second quarter last year. In the third quarter of fiscal 1997 the Company's expected allocation of Nike product increased four fold over the same quarter last year. Nike product represented 48% of total sales for the first quarter this year versus 43% last year. No other vendors represented more than 10% of total sales.

Gross Profit

During the quarter, gross profit increased 23% over the same period last year from $12.8 million to $15.7 million. The company's gross margin percentage for the first quarter of fiscal 1997 increased to 51% compared to 45% during the same period in the prior year. This increase is due principally to higher product margins due to a change in product mix, fewer liquidation sales and better control over freight expenses compared to the prior year.

Operating Expenses

Operating expenses for the quarter were 22% greater than in the first quarter of fiscal year 1996. Increases in operating expenses resulted principally from variable publicity costs associated with catalog product and circulation. Paper prices were consistent with the prior year. Circulation increased 29% over the first fiscal quarter of 1996.

Interest Income and Expense

Surplus cash not required for day to day operations generated interest income of $90,000 for the quarter compared to $0 for the same quarter last year.

Interest expense for the quarter was $3,000 compared to $316,000 for the same quarter last year. This decrease is attributable to the elimination of bank debt early in the second quarter of fiscal 1996 with the proceeds received from the initial public offering.

Income Taxes

The tax provision for the quarter is $1,372,000 for an effective tax rate of 39.5%. This compares to a $920,000 provision for income taxes for prior periods representing a pro forma adjustment to reflect income taxes as if the Company had been a C corporation rather than an S corporation, based on an assumed combined federal and state tax of 39.5% for the first quarter of fiscal 1996.

Pro forma Net Income

For the three months ended September 30, 1996, pro forma net income was $2.1 million, up 49% from the $1.4 million achieved during the first three months of fiscal 1996. Pro forma earnings per share for the three months ended September 30, 1996 increased to $.35 per share compared to $.31 per share for the three months ended September 30, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash Provided by Operations

Cash used in operations totaled $3 million during the quarter due mainly to increased inventory levels. This compares with $1.6 million of cash used in operations during the first quarter of fiscal 1996.

Capital Expenditures

Capital expenditures totaled $405,000 during the first quarter of 1997. This was attributable to purchases of computer equipment and furnishings for a second phone center in Oshkosh, Wisconsin and upgrades to computer equipment and software at the corporate headquarters in Wausau, Wisconsin. Capital expenditures for the first quarter last year were $158,000.

The Company announced an agreement to purchase a 90,000 square foot building which will serve as its future headquarters and retail store. This purchase will require a cash outlay of approximately $1.4 million in November 1996. An additional $1.6 million will be expended for building renovations during fiscal 1997. Cash provided by operations and the credit facility are expected to meet working capital needs and planned capital expenditure requirements.

Financing

The Company's credit facility consists of a $5 million demand line of credit and a $5 million revolving credit agreement. At September 30, 1996, there were no outstanding borrowings under the credit facility. The Company believes borrowing under the demand line of credit will occur during the second quarter of the current fiscal year due to further expansion of inventory levels necessary to meet sales demand of the Christmas selling season.

The company leases its warehouse facilities in Wausau, Wisconsin and continues to evaluate the need to purchase or construct a permanent distribution center. The Company believes additional financing is readily available should it be needed to fund this expansion.

Forward Looking Statements

A number of the matters and subject areas discussed in this Form 10-Q that are not historical or current facts deal with potential future circumstances and developments. These include expected future financial results, liquidity needs, financing ability, management's or the Company's expectations and beliefs and similar matters discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations. The discussions of such matters and subject areas is qualified by the inherent risk and uncertainties surrounding future expectations generally, and also may materially differ from the Company's actual future experience. The Company's business, operations and financial performance are subject to certain risks and uncertainties which could result in material differences in actual results from the Company's current expectations. These risks and uncertainties include, but are not limited to, general economic conditions, demand for the Company's products, product availability, inventory selection, and costs of operation such as paper prices and freight costs.

                                  SEASONALITY

The Company's business is somewhat seasonal. In particular, gross profit and income from operations have historically been weaker during the fourth quarter of the Company's fiscal year. As a result, results of operations for the three month period ending September 30, 1996 should not be considered to be indicative of results to be reported for the balance of the year.


                          PART II - OTHER INFORMATION

Item 5    Other Information

The Company announced an agreement to purchase, subject to certain contingencies, the Riverside Plaza in Wausau, Wisconsin to be used as the future headquarters and retail store for the Company. Riverside Plaza is a 90,000 square foot shopping center located near the Company's current headquarters in downtown Wausau.

Item 6    Exhibits and Reports on Form 8-K

(a) Exhibits:

3.1 Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration Statement No. 33-95368) filed by the Company with the Securities and Exchange Commission on September 12, 1995.

3.2 Amended and Restated By-Laws of the Company. Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1 (Registration Statement No. 33-95368) filed by the Company with the Securities and Exchange Commission on August 3, 1995.

27        Financial Data Schedule.

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K for the quarter ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Dated this 14th day of November, 1996

               EASTBAY, INC.



               BY /s/ HARRY H. COLCORD
                  -------------------------------------
                      Harry H. Colcord, President and
                      Chief Executive Officer



               BY /s/ JOHN V. SCHAEFER
                  -------------------------------------
                      John V. Schaefer, Vice President of
                      Operations, Chief Financial Officer and Secretary

                                 EXHIBIT INDEX


Exhibit                                                              Page No.
-------                                                              --------

27.       Financial Data Schedule                                      11
